Form 10-K
period 2001-12-31
CAPITAL ONE AUTO FINANCE TRUST 2001-A
filed 2002-03-29
CIK 1141298

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended December 31, 2001



                                  333-54736-01
                            (Commission File Number)

       CAPITAL ONE AUTO RECEIVABLES, LLC/CAPITAL ONE AUTO FINANCE TRUST 2001-A
             (Exact name of registrant as specified in its charter)

                                    Delaware
                 (State or Other Jurisdiction of Incorporation)

                                    31-1750007
                (Registrant's I.R.S. Employer Identification No.)

                 8000 Jones Branch Drive, McLean, Virginia 22102
               (Address of Principal Executive Offices) (Zip Code)

                                 (703) 875-1000
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
          (Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes  X     No
                                                    -----     -----


Registrant does not have any voting stock.

Documents Incorporated by Reference:  None.

                                     PART I

        This Annual Report on Form 10-K (the "Report") is filed with respect to Capital One Auto Finance Trust 2001-A (the "Trust"), a statutory business trust formed under the laws of the State of Delaware pursuant to a Trust Agreement, dated as of July 26, 2001 (the "Trust Agreement"), between Capital One Auto Receivables, LLC, the registrant (referred to herein as the "Company") and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). The Trust issued $850,000,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3 and A-4 (the "Notes") pursuant to an Indenture, dated as of July 26, 2001 (the "Indenture"), between the Trust and Wells Fargo Bank Minnesota, National Association, as indenture trustee (the "Indenture Trustee"). Certain information otherwise required to be included in this Report by the Instructions to From 10-K has been omitted in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances (collectively, the "Relief Letters").

Item 1.         Business

                Not applicable in reliance on the Relief Letters

Item 2.         Properties

                Not applicable in reliance on the Relief Letters

Item 3.         Legal Proceedings

                There were no material pending legal proceedings relating to the Company, the Trust or any Notes involving the Owner Trustee or the Indenture Trustee which were pending at December 31, 2001, or as of the date of this report.

Item 4.         Submission of Matters to a Vote of Security Holders

                No matter was submitted to a vote of Noteholders, and no Noteholder consent was solicited during the fiscal year covered by this report.

                                     Part II

Item 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters

                (a) There is no established public trading market for the Notes.

                (b) At December 31, 2001 there were less than 300 holders of record of each Class of Notes.

Item 6.         Selected Financial Data

                Not applicable in reliance on the Relief Letters

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Not applicable in reliance on the Relief Letters

Item 7A.        Quantitative Disclosures about Market Risk

                Not applicable

Item 8.         Financial Statements and Supplementary Data

                Not applicable in reliance on the Relief Letters

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                None

                                    Part III

Item 10.        Directors and Executive Officers of the Registrant

                Not applicable in reliance on the Relief Letters

Item 11.        Executive Compensation

                Not applicable in reliance on the Relief Letters

Item 12.        Security Ownership of Certain Beneficial Owners and Management

                Not applicable in reliance on the Relief Letters

Item 13.        Certain Relationships and Related Transactions

                Not applicable in reliance on the Relief Letters

                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                (a)     (1)     Not applicable

                        (2)     Not applicable

                        (3)     The required exhibits are as follows:

                                Exhibit 3.1: Limited Liability Company Agreement of the Company (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-54736)).

                                Exhibit 3.2: Amended and Restated Limited
                                Liability Company Agreement of the Company dated as of July 26, 2001 (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001).

                                Exhibit 4.1: Trust Agreement dated July 26, 2001 between the Company and the Owner Trustee (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001).

                                Exhibit 4.2: Indenture dated July 26, 2001 between the Trust and the Indenture Trustee (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001).

                                Exhibit 4.3: Note Guaranty Insurance Policy dated as of July 26, 2001 delivered by MBIA Insurance Corporation (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001).

                                Exhibit 10.1: Transfer and Assignment Agreement dated July 26, 2001 between the Company and Capital One Auto Finance, Inc. (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001).

                                Exhibit 10.2: Contribution Agreement dated July 26, 201 between the Trust and the Company (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001).

                                Exhibit 10.3: Servicing Agreement dated July 26, 2001 between Capital One Auto Finance, Inc., the Company and the Trust (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001).

                                Exhibit 10.4: Administration Agreement dated
                                July 26, 2001 among the Trust, Capital One Auto Finance, Inc. and the Indenture Trustee (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001).

                                Exhibit 10.5: Indemnification Agreement dated as of July 26, 2001 among MBIA Insurance Corporation, the Trust and the Representative of the Underwriters (Filed as part of the Company's Current Report on Form 8-K dated August 6,
                                2001).

                (b) Current Reports on Form 8-K filed during the quarter ending December 31, 2001:

                                Date                  Items Reported

                                October 16, 2001      Monthly Servicer's Report

                                November 13, 2001     Monthly Servicer's Report

                                December 12, 2001     Monthly Servicer's Report

                (c)     See subparagraph (a)(3) above.

                (d)     Not applicable.  See the Relief Letters.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Capital One Auto Receivables LLC
                                          (Registrant)

                                          By:    /s/ Jeffery A. Elswick
                                                 ------------------------

                                          Jeffery A. Elswick
                                          President, Secretary and Treasurer

                                  EXHIBIT INDEX

Exhibit                 Document                                                        Page Number
Exhibit 3.1             Limited Liability Company Agreement of the Company
                        (Filed as an Exhibit to Registration Statement on Form
                        S-3 (File No. 333-54736)). *

Exhibit 3.2 Amended and Restated Limited Liability Company Agreement of the Company dated as of July 26, 2001 (Filed as part of the Company's Current Report on Form 8-K dated August
                        6, 2001). *

Exhibit 4.1 Trust Agreement dated July 26, 2001 between the Company and the Owner Trustee (Filed as part of the Company's
                        Current Report on Form 8-K dated August 6, 2001). *

Exhibit 4.2             Indenture dated July 26, 2001 between the Trust and the
                        Indenture Trustee (Filed as part of the Company's
                        Current Report on Form 8-K dated August 6, 2001). *

Exhibit 4.3 Note Guaranty Insurance Policy dated as of July 26, 2001 delivered by MBIA Insurance Corporation (Filed as part of the Company's Current Report on Form 8-K dated August
                        6, 2001). *

Exhibit 10.1 Transfer and Assignment Agreement dated July 26, 2001 between the Company and Capital One Auto Finance, Inc.
                        (Filed as part of the Company's Current Report on Form
                        8-K dated August 6, 2001). *

Exhibit 10.2            Contribution Agreement dated July 26, 201 between the
                        Trust and the Company (Filed as part of the Company's
                        Current Report on Form 8-K dated August 6, 2001). *

Exhibit 10.3            Servicing Agreement dated July 26, 2001 between Capital
                        One Auto Finance, Inc., the Company and the Trust (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001). *

Exhibit 10.4            Administration Agreement dated July 26, 2001 among the
                        Trust, Capital One Auto Finance, Inc. and the Indenture
                        Trustee (Filed as part of the Company's Current Report on Form 8-K dated August 6, 2001). *

Exhibit 10.5 Indemnification Agreement dated as of July 26, 2001 among MBIA Insurance Corporation, the Trust and the Representative of the Underwriters (Filed as part of the Company's Current Report on Form 8-K dated August 6,
                        2001). *

----------
   * Incorporated by reference herein.